Form 10-Q
period 1995-04-30
HUFFMAN KOOS INC
filed 1995-06-13
CIK 797462

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
                  (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended                April 30, 1995


                                      OR

                  ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the transition period from                     to

Commission file number            0 - 15185

                             Huffman Koos Inc.
            (Exact name of registrant as specifies in its charter)

       Delaware                                     36-3451329
(State of other jurisdiction of                 (I.R.S. employer
incorporation or organization)                  identification no.)

     Route 4 and Main Street, River Edge, New Jersey 07661
      (Address of principal executive offices)        (Zip code)

                          (201) 343-4300
            (Registrant's telephone number, including area code)

                         Not Applicable
      (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X    No



                     APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 Par Value               3,936,400
            Title of Class                Outstanding at June 12, 1995


10 pages with index of exhibits on Page 9.











                               HUFFMAN KOOS INC.

                                     INDEX


                        PART I - FINANCIAL INFORMATION


                                                                  Page
                                                               Number(s)
Item 1.     Financial Statements
            Balance Sheets as of April 30, 1995
                  and January 31, 1995                            3


            Statements of Operations for the three
                  month periods ended April 30, 1995
                  and 1994                                        4


            Statements of Cash Flows for the three
                  month periods ended April 30, 1995
                  and 1994                                        5


            Notes to Financial Statements                         6


Items 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                     7 - 8




                          Part II - OTHER INFORMATION



ITEM 6.     Exhibits and Reports on Form 8-K                      9


Signatures                                                        10































                               HUFFMAN KOOS INC.

                        PART I - FINANCIAL INFORMATION

                         Item 1 - Financial Statements

                                BALANCE SHEETS
          (Dollars in thousands, except share and per share amounts)

                                                April 30,        January 31,
                                                  1995              1995
                                               (Unaudited)
                  ASSETS
Current assets:
  Cash                                          $     0           $ 1,630
  Accounts receivable, net                       15,496            23,728
  Merchandise inventories                        21,361            19,325
  Other current assets                            1,460               656
    Total current assets                         38,317            45,339

Land, buildings and equipment, at cost,
  less accumulated depreciation
  and amortization                                5,638             5,566
Leased property under capital leases, net
  of accumulated amortization                       170               179
Leasehold rights, net of accumulated
  amortization                                      616               658
Deferred income taxes                               625               625
Other assets                                        559               551
                                                $45,925           $52,918



      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt            $   687            $   875
  Accounts payable                               9,073             10,193
  Accrued liabilities                            3,218              5,335
  Undelivered sales liability                    4,891              8,983
  Income taxes payable                               7                  7
  Deferred income taxes                            927              1,120
    Total current liabilities                   18,803             26,513

Notes payable to bank                            1,036                  0
Mortgage payable                                 1,531              1,562

Stockholders' equity
  Common stock, $.01 par value, 10,000,000
  shares authorized, 3,925,800 and
  3,925,400 (Net of treasury stock)
  shares issued and outstanding, respectively       40                 40
  Additional paid-in capital                    17,182             17,181
  Retained earnings                              7,828              8,117
  Treasury stock at cost 90,000 shares            (495)              (495)

            Total stockholders' equity          24,555             24,843
                                               $45,925            $52,918





The accompanying notes are an integral part of these financial statements.









                               HUFFMAN KOOS INC.

                           STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                   Three Months Ended April 30,
                                                     1995                1994

Net sales                                          $23,035            $22,916

Expenses:
  Cost of sales, including buying
    and occupancy costs                             15,710             15,393
  Selling, general and administrative                7,766              7,363

Total expenses                                      23,476             22,756

Operating income (loss)                               (441)               160

Interest expense                                        41                 57

  Income (loss) before income taxes                   (482)               103

  Income tax benefit                                  (193)                 0

  Net income (loss)                                $  (289)           $   103

  Net income (loss) per share                      $  (.07)           $   .03





































The accompanying notes are an integral part of these financial statements.





                               HUFFMAN KOOS INC.

                           STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                Three Months Ended April 30,
                                                   1995              1994
Cash flows from operating activities:
  Cash received from customers                  $33,636             $32,021
  Cash paid to suppliers                        (23,535)            (19,972)
  Cash paid for selling, general
    and administrative expenses                 (12,591)            (12,238)
  Interest paid                                     (42)                (79)
  Income taxes paid                                 (26)                (29)

  Net cash used in
    operating activities                         (2,558)               (297)

Net cash used in investing activities:
  Capital expenditures                             (315)               (209)

Cash flows from financing activities:
  Net borrowings (payments) under
    Revolving Loan                                1,036                (840)
  Principal payments on mortgage                    (31)                (31)
  Change in cash overdraft                          425                 417
  Principal payments on term loans                 (188)               (331)
  Proceeds due to the exercise of stock
    options                                           1                   2

  Net cash provided by (used in)
    financing activities                          1,243                (783)

Net change in cash                               (1,630)             (1,289)

Cash at beginning of period                       1,630               1,289

Cash at end of period                           $     0             $     0



                                                Three Months ended April 30,
                                                   1995              1994
Reconciliation of net income (loss)
  to net cash used in operating
  activities:

Net income (loss)                               $  (289)          $    103
  Adjustments to reconcile net income
    (loss) to net cash used in
    operating activities:

  Depreciation and amortization                     294                203
  Provision for cancellation of undelivered
    sales and doubtful accounts                    (151)              (106)
  Provision for LIFO reserve                         30                 30
  Change in accounts receivable                   8,383              6,937
  Gross change in inventory                      (2,066)            (1,311)
  Change in other current assets                   (804)              (139)
  Change in due to affiliate                          0                  2
  Change in accounts payable                     (1,545)             1,274
  Change in accrued liabilities                  (2,117)            (2,422)
  Change in undelivered sales liability          (4,092)            (4,880)
  Change in other assets                             (8)                12
  Change in net deferred income taxes              (193)                 0

  Net cash used in operating
    activities                                  $(2,558)           $  (297)


The accompanying notes are an integral part of these financial statements.


                               HUFFMAN KOOS INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying interim financial statements are unaudited and, in the opinion of management of the Company, contain all adjustments necessary to present fairly its financial position at April 30, 1995 and the results of its operations and its cash flows for the three month periods ended April 30, 1995 and 1994. These adjustments consist solely of normal recurring accruals. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. In addition, it is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto in the Company's latest annual report on Form 10-K.

2. The Company's inventories are valued at the lower of cost or market on a last-in, first-out (LIFO) cost basis using the retail inventory method. If the first-in, first-out (FIFO) basis had been used, merchandise inventories would have been $1,546,000 and $1,516,000 higher at April 30, 1995 and January 31, 1995, respectively.

3.    Net income (loss) per share has been computed by dividing net income
      (loss) by the weighted average number of common shares outstanding during the period.

4.    Accounts receivable consist of the following (dollars in thousands):


                                                April 30,         January 31,
                                                  1995               1995

      Undelivered trade accounts receivable     $14,138           $22,462
      Other trade accounts receivable             1,591             1,650
                                                 15,729            24,112

      Less allowances for doubtful accounts
        and cancellation of undelivered sales      (233)             (384)
                                                $15,496           $23,728

5. Land, buildings and equipment are shown net of accumulated depreciation and amortization of $5,921,000 and $5,678,000 at April 30, 1995 and January 31, 1995, respectively. Leased property under capital leases is shown net of accumulated amortization of $367,000 and $358,000 at April 30, 1995 and January 31, 1995, respectively. Leasehold rights are shown net of accumulated amortization of $2,103,000 and $2,061,000 at April 30, 1995 and January 31, 1995, respectively.


6. A tax benefit of $193,000 was recorded for the three months ended April 30, 1995 as a result of the Company recognizing the tax benefit of the loss associated with that period. Recognition of such benefit as a differed tax asset resulted in a corresponding decrease in the deferred tax liability.

      No provision for income taxes was recorded for the three months ended April 30, 1994 as a result of the Company utilizing net operating loss carryforwards. The corresponding decrease in the net deferred tax asset balance was offset by the corresponding decrease in the valuation allowance.









                    Item 2. Management's Discussion and
         Analysis of Financial Condition and Results of Operations



Liquidity and Capital Resources

Accounts receivable decreased $8.2 million due to the record deliveries made during the quarter fueled by the January sales volume. Inventory increased $2.0 million primarily due to the recently acquired floor sample inventory for the newly remodeled Bridgewater store, and the purchase of additional floor sample goods for the newly remodeled stores. Other assets increased due to the prepayment of certain expenses which contributed to the reduction in cash.

Current liabilities decreased by $7.7 million. Undelivered sales liability decreased by $4.1 million due to the receipt of special order goods during the quarter from the January sales promotion. Accounts payable decreased $1.1 million due to the payment for floor samples at the Nanuet store which was remodeled in the fourth quarter of fiscal 1995. Accrued liabilities decreased $2.1 million mainly due to the payment of the January sales commission.

In the first quarter of fiscal 1996, the Company began renovation of its Bridgewater, New Jersey store at an approximate cost of $450,000 which was funded by working capital. The store was closed for remodeling during parts of the first two quarters and reopened on May 20, 1995.

The Company has started preliminary negotiations to extend its Modified and Restated Loan and Security Agreement (the "Agreement") with its financial institution. Under the terms of the Agreement, the interest rate on the revolving loan is .5% above the prime rate. Available borrowings of up to $5.5 million are predicated on 40% of eligible inventory. The Agreement expires on June 30, 1996.

All borrowings with this institution are collateralized by the Company's inventory, owned real estate, and fixtures and equipment therein. The Agreement requires maintenance of certain financial ratios and restricts additional indebtedness and the payment of dividends to shareholders. Remaining availability on the revolving loan was $4.5 million at April 30, 1995 and decreased to $4.2 million at June 6, 1995.

The Company believes that current working capital, internally generated funds, and banks lines will be sufficient to meet its current operating needs, scheduled debt payments, and anticipated capital expenditures.































                    Item 2. Management's Discussion and
         Analysis of Financial Condition and Results of Operations



Results of Operations


Three months ended April 30, 1995 compared to three months ended April 30, 1994.

Net sales increased $119,000 or .5% compared to the prior year period. After a very strong February, the Company experienced a softening in customer demand in March and April. April was further hampered by the promotional calendar and the fact that Easter and Passover fell at the same time. In general, there was a softening in retailing during this period due to uncertainty in the economy caused by an increase in interest rates and a slow down in housing starts, especially in the Northeast. Sales did improve during the month of May as the Company posted a 4% increase in same store sales including its largest Memorial Day sale.

Cost of sales, including buying and occupancy costs, as a percentage of sales was 68.2% and 67.2% for the three months ended April 30, 1995 and 1994, respectively. This increase was mainly due to increased occupancy costs at the Nanuet store due to the lease extension, the impact of the Lawrenceville store being opened for the entire quarter, and depreciation expense related to store openings and remodeling.

Selling, general and administrative expenses (SG&A) were $7,766,000 (33.7% of net sales) and $7,363,000 (32.1% of net sales) for the three months ended April 30, 1995 and 1994, respectively. The increase in SG&A expenses as a percentage of net sales was primarily a result of the Company incurring additional fixed expenses including salaries, health insurance, and costs associated with the retention of Chicago Corp. who was retained by the Company to review strategic alternatives, including the possible sale of the Company in an effort to enhance shareholder's value. In addition, the Company expanded its customer service department to expand coverage during the evening and Saturdays to provide a higher level of service to its customers.

The operating loss of $441,000 and income of $160,000 for the three months ended April 30, 1995 and 1994, respectively, is due to the above mentioned items.
Interest expense decreased $16,000 due to lower levels of borrowing during the quarter.


























                             HUFFMAN KOOS INC.

                        PART II - OTHER INFORMATION




Item 5.     Other Information - None.

Item 6.     Exhibits and Reports on Form 8-K

            a)  Exhibits - None

            b)  Reports on Form 8-K - None


























































                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             HUFFMAN KOOS INC.
                                            (Registrant)




     June 12, 1995                           /s/Joseph Albanese
     (Date)                                     Joseph Albanese
                                                Vice President
                                          Chief Financial Officer




                                             /s/John G. Walsh
                                                John G. Walsh
                                                Controller              Chief
Accounting Officer