Form 10-Q/A
period 1995-04-30
HUFFMAN KOOS INC
filed 1995-07-17
CIK 797462

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            FORM 10-Q AMENDMENT #1


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




                                             HUFFMAN KOOS INC.
                                            (Registrant)




     July 17, 1995                           /s/Joseph Albanese
     (Date)                                     Joseph Albanese
                                                Vice President
                                          Chief Financial Officer




                                             /s/John G. Walsh
                                                John G. Walsh
                                                Controller
                                          Chief Accounting Officer