Form 10-Q
period 1995-07-31
HUFFMAN KOOS INC
filed 1995-09-12
CIK 797462

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
                  (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended                July 31, 1995


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

                         Not Applicable
      (Former name, former address and former fiscal year, if changed sincelast report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X    No



                     APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 Par Value              3,938,400
            Title of Class             Outstanding at September 11, 1995


10 pages with index of exhibits on Page 9.


                               HUFFMAN KOOS INC.

                                     INDEX


                        PART I - FINANCIAL INFORMATION


                                                                 Page
                                                              Number(s)
Item 1.     Financial Statements
            Balance Sheets as of July 31, 1995
                  and January 31, 1995                           3


            Statements of Operations for the three
                  and six month periods ended
                  July 31, 1995 and 1994                         4

            Statements of Cash Flows for the six
                  month periods ended July 31, 1995
                  and 1994                                       5


            Notes to Financial Statements                        6


Items 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                    7 - 8




                          Part II - OTHER INFORMATION



ITEM 6.     Exhibits and Reports on Form 8-K                     9


Signatures                                                       10




                               HUFFMAN KOOS INC.

                        PART I - FINANCIAL INFORMATION

                         Item 1 - Financial Statements

                                BALANCE SHEETS
          (Dollars in thousands, except share and per share amounts)
                                                July 31,        January 31,
                                                 1995              1995
                                              (Unaudited)
                  ASSETS
Current assets:
  Cash                                         $   524           $ 1,630
  Accounts receivable, net                      20,182            23,728
  Merchandise inventories                       19,916            19,325
  Other current assets                           1,116               656
    Total current assets                        41,738            45,339

Land, buildings and equipment, at cost,
  less accumulated depreciation
  and amortization                               5,767             5,566
Leased property under capital leases, net
  of accumulated amortization                      161               179
Leasehold rights, net of accumulated
  amortization                                     573               658
Deferred income taxes                              625               625
Other assets                                       568               551
                                               $49,432           $52,918



      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt           $   500            $   875
  Accounts payable                              7,285             10,193
  Accrued liabilities                           4,911              5,335
  Undelivered sales liability                   7,836              8,983
  Income taxes payable                              7                  7
  Deferred income taxes                         1,305              1,120
    Total current liabilities                  21,844             26,513

Notes payable to bank                             958                  0
Mortgage payable                                1,500              1,562

Stockholders' equity
  Common stock, $.01 par value, 10,000,000
  shares authorized, 3,938,400 and
  3,925,400 (Net of treasury stock)
  shares issued and outstanding, respectively      40                 40
  Additional paid-in capital                   17,190             17,181
  Retained earnings                             8,395              8,117
  Treasury stock at cost 90,000 shares           (495)              (495)

            Total stockholders' equity         25,130             24,843
                                              $49,432            $52,918




The accompanying notes are an integral part of these financial statements.


                                     HUFFMAN KOOS INC.

                                 STATEMENTS OF OPERATIONS
                     (Dollars in thousands, except per share amounts)
                                        (Unaudited)

                            Three Months Ended July 31,   Six Months Ended July 31,
                                1995        1994             1995         1994

Net sales                     $30,796     $31,848         $53,831     $54,765

Expenses:
  Cost of sales, including
  buying and occupancy costs   20,843      21,585          36,553      36,978
  Selling, general and
  administrative                8,949       8,911          16,715      16,274

Total expenses                 29,792      30,496          53,268      53,252

Operating income                1,004       1,352             563       1,513

Interest expense                   59         105             100         163

  Income before income taxes      945       1,247             463       1,350

  Income tax expense              378           0             185           0

  Net income                  $   567     $ 1,247         $   278     $ 1,350

  Net income per share        $   .14     $   .32         $   .07     $   .34






  The accompanying notes are an integral part of these financial statements.

                                     HUFFMAN KOOS INC.

                                 STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                        (Unaudited)
                                                Six Months Ended July 31,
                                                  1995              1994
Cash flows from operating activities:
  Cash received from customers                 $63,370             $61,458
  Cash paid to suppliers                       (41,668)            (39,592)
  Cash paid for selling, general
    and administrative expenses                (22,550)            (22,193)
  Interest paid                                    (99)               (167)
  Income taxes paid                                (26)                (54)

  Net cash used in
    operating activities                          (973)               (548)

Net cash used in investing activities:
  Capital expenditures                            (663)               (596)

Cash flows from financing activities:
  Net borrowings under Revolving Loan              958                 929
  Principal payments on mortgage                   (62)                (62)
  Principal payments on term loans                (375)               (518)
  Proceeds due to the exercise of stock
    options                                          9                   3

  Net cash provided by
    financing activities                           530                 352

Net change in cash                              (1,106)               (792)

Cash at beginning of period                      1,630               1,289

Cash at end of period                          $   524             $   497


                                                Six Months ended July 31,
                                                  1995              1994
Reconciliation of net income
  to net cash used in operating
  activities:

Net income                                     $   278           $  1,350
  Adjustments to reconcile net income
    to net cash used in operating
    activities:

  Depreciation and amortization                    565                451
  Provision for cancellation of undelivered
    sales and doubtful accounts                    (77)                22
  Provision for LIFO reserve                        60                 60
  Change in accounts receivable                  3,623                975
  Gross change in inventory                       (651)              (150)
  Change in other current assets                  (460)              (357)
  Change in accounts payable                    (2,908)              (426)
  Change in accrued liabilities                   (424)              (798)
  Change in undelivered sales liability         (1,147)            (1,592)
  Change in other assets                           (17)                 2
  Change in income tax payable                       0                (85)
  Change in net deferred income taxes              185                  0

  Net cash used in operating
    activities                                 $(  973)           $  (548)

  The accompanying notes are an integral part of these financial statements.



                                     HUFFMAN KOOS INC.

                               NOTES TO FINANCIAL STATEMENTS
                                        (Unaudited)


1. The accompanying interim financial statements are unaudited and, in the opinion of management of the Company, contain all adjustments necessary to present fairly its financial position at July 31, 1995 and the results of its operations and its cash flows for the three and six month periods ended July 31, 1995 and 1994. These adjustments consist solely of normal recurring accruals. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. In addition, it is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto in the Company's latest annual report on Form 10-K.

2. The Company's inventories are valued at the lower of cost or market on a last-in, first-out (LIFO) cost basis using the retail inventory method. If the first-in, first-out (FIFO) basis had been used, merchandise inventories would have been $1,576,000 and $1,516,000 higher at July 31, 1995 and January 31, 1995, respectively.

3. Net income per share has been computed by dividing net income by the weighted average number of common shares outstanding during the period.

4.    Accounts receivable consist of the following (dollars in thousands):

                                               July 31,     January 31,
                                                 1995          1995
      Undelivered trade accounts receivable     $19,273       $22,462
      Other trade accounts receivable             1,216         1,650
                                                 20,489        24,112

      Less allowances for doubtful accounts
        and cancellation of undelivered sales      (307)         (384)
                                                $20,182       $23,728


5. Land, buildings and equipment are shown net of accumulated depreciation and amortization of $6,141,000 and $5,678,000 at July 31, 1995, and January 31, 1995, respectively. Leased property under capital leases is shown net of accumulated amortization of $376,000 and $358,000 at July 31, 1995 and January 31, 1995, respectively. Leasehold rights are shown net of accumulated amortization of $2,145,000 and $2,061,000 at July 31, 1995 and January 31, 1995,
      respectively.

6. Tax expense of $378,000 and $185,000 was recorded for the three and six months ended July 31, 1995, respectively. As a result of the Company recognizing the tax expense associated with the income for those periods. Recognition of such expense as a deferred tax liability resulted in a corresponding increase in the deferred tax liability.

      No provision for income taxes was recorded for the three and six months ended July 31, 1994 as a result of the Company utilizing net operating loss carryforwards.



                   Item 2. Management's Discussion and
        Analysis of Financial Condition and Results of Operations



Liquidity and Capital Resources


At July 31, 1995, accounts receivables decreased by $3.5 million due to record deliveries made during the first half of the fiscal year.
Inventory increased $591,000 mainly due to additional floor samples purchased for the newly remodeled stores. Other current assets increased due to the prepayment of certain expenses.

Accounts payables decreased $2.9 million. The decrease in accounts payable is mainly due to the payment for floor samples purchased with extended terms for the newly remodeled Nanuet store. Undelivered sales liability decreased $1.1 million mainly due to the decrease in sales volume due primarily to the seasonal nature of the Company's business. Accrued liabilities decreased $424,000 primarily due to the decrease in accrued sales commission.

In the first quarter of fiscal 1996, the Company began renovation of its Bridgewater, New Jersey store at an approximate cost of $410,000 which was funded by working capital. The store was closed for remodeling during parts of the first two quarters and reopened on May 20, 1995.

The Company has extended its Modified and Restated Loan and Security Agreement (the "Agreement") with its financial institution to June 30, 1997. Under the terms of the Agreement, the interest rate on the revolving loan is .5% above the prime rate. Available borrowings of up to $5.5 million are predicated on 40% of eligible inventory.

All borrowings with this institution are collateralized by the Company's inventory, owned real estate, and fixtures and equipment therein. The Agreement requires maintenance of certain financial ratios and restricts additional indebtedness and the payment of dividends to shareholders. Remaining availability on the revolving loan was $4.5 million at July 31, 1995 and increased to $5.5 million at August 30, 1995.

The Company believes that current working capital, internally generated funds, and banks lines will be sufficient to meet its current operating needs, scheduled debt payments, and anticipated capital expenditures.



                   Item 2. Management's Discussion and
        Analysis of Financial Condition and Results of Operations



Results of Operations


Three months ended July 31, 1995 compared to three months ended July 31, 1994.

Operating income for the three months ended July 31, 1995 was $1,004,000 compared to $1,352,000 for the three months ended July 31, 1994.

For the quarter, sales decreased $1,052,000 or 3.3% compared to the prior year period. The Company experienced a soft July sales period as compared to last year as sales were off by $1.4 million or 7.8%. The prior year quarter included a 28.1% increase in sales including a 16% same store sales increase. The Company is currently experiencing a very difficult economy as evidenced by the significant decrease in the resale of existing homes and new home starts in the Northern New Jersey area of approximately 26%. The Company continued to feel the softness in the economy during the August sale period.

Cost of sales, including buying and occupancy cost, as a percentage of sales was 67.7% and 67.8% for the three months ended July 31, 1995 and 1994, respectively. The slight improvement in occupancy cost as a percentage of sales was achieved through improved margins through lower promotional markdowns.

Selling, general and administrative expenses (SG&A) were $8,949,000 (29.1% of net sales) and $8,911,000 (28.0% of net sales) for the three months ended July 31, 1995 and 1994, respectively. The increase in SG&A expenses is primarily due to costs associated with the retention of Chicago Corporation who was retained by the Company to review strategic alternatives, including the possible sale of the Company, in an effort to enhance shareholders value.

Six months ended July 31, 1995 compared to six months ended July 31, 1994.

Net sales decreased $934,000 or 1.7% compared to the prior year period. The Company has experienced an extremely soft economy during the second quarter as indicated by the over 25% decrease in housing starts and the resale of existing homes in the Northern New Jersey area.

Cost of sales, including buying and occupancy costs, as a percentage of sales was 67.9% and 67.5% for six months ended July 31, 1995 and 1994, respectively. The increase is mainly due to an increase in occupancy cost at the Nanuet store due to the renovation and lease extension, as well as the Lawrenceville store being opened the entire six months and the depreciation expense associated with the cost of remodeling of that store.

Selling, general and administrative expenses (SG&A) were $16.7 million (31.1% of net sales) and $16.3 million (29.7% of net sales) for six months ended July 31, 1995 and 1994, respectively. Increase in SG&A expenses as a percentage of net sales was primarily a result of the Company incurring additional fixed expenses including salaries, and costs associated with the retention of Chicago Corporation, who was retained by the Company to review strategic alternatives, including the possible sale of the Company in order to enhance shareholder value. In addition, the Company expanded its customer service department to have coverage during the evenings and Saturdays to provide a higher level of service to its customers.

The operating income of $563,000 and $1.5 million for the six months ended July 31, 1995 and 1994, respectively, is due to the above mentioned items. Interest expense decreased $63,000 due to lower levels of borrowings during the six months ended July 31, 1995 as compared to the comparable prior year period.





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




                                             HUFFMAN KOOS INC.
                                            (Registrant)




   September 12, 1995                        /s/Joseph Albanese
     (Date)                                    Joseph Albanese
                                               Vice President
                                          Chief Financial Officer




                                             /s/John G. Walsh
                                               John G. Walsh
                                               Controller
                                          Chief Accounting Officer